Form 10-Q
period 2004-05-31
UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC; VULCAN ASPHALT REFINING CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO
filed 2004-07-13
CIK 1045542, 1045543, 1045544, 1045545, 1045546, 1045547, 101462, 830253, 1040270, 1045539

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083

UNITED REFINING COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street Warren, Pennsylvania	16365
(address of principal executive office)	(Zip Code)

814-726-4674

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of July 13, 2004: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10

			PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – May 31, 2004 (unaudited) and August 31, 2003		4

	Consolidated Statements of Operations – Nine Months and Quarters Ended May 31, 2004 and 2003 (unaudited)		5

	Consolidated Statements of Cash Flows – Nine Months Ended May 31, 2004 and 2003 (unaudited)		6

	Notes to Consolidated Financial Statements (unaudited)		7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		23

Item 4.	Controls and Procedures		23

PART II.	OTHER INFORMATION		24

Item 1.	Legal Proceedings
	(None)		24

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
	(None)		24

Item 3.	Defaults Upon Senior Securities
	(None)		24

Item 4.	Submission of Matters to a Vote of Security Holders
	(N/A)		24

Item 5.	Other Information
	(None)		24

Item 6.	Exhibits and Reports on Form 8-K		24

	Signatures		25

	(a)	Exhibit Index

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 31, 2004 (Unaudited)	August 31, 2003
Assets
Current:
Cash and cash equivalents	$20,301	$13,819
Accounts receivable, net	43,349	42,732
Inventories	124,747	76,123
Prepaid expenses and other assets	15,819	10,336
Amounts due from affiliated companies, net	—	639

Total current assets	204,216	143,649
Property, plant and equipment, net	184,497	186,879
Investment in affiliated company	752	574
Deferred financing costs, net	2,795	2,963
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,250	3,588
Deferred turnaround costs and other assets, net	9,512	8,217
Deferred income taxes	—	3,709

	$416,871	$361,428

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$58,000	$31,500
Current installments of long-term debt	685	683
Accounts payable	39,991	35,111
Income tax payable	729	—
Accrued liabilities	22,611	15,707
Sales, use and fuel taxes payable	18,491	17,853
Deferred income taxes	5,157	5,157
Amounts due to affiliated companies, net	296	—

Total current liabilities	145,960	106,011
Long term debt: less current installments	181,923	182,227
Deferred gain on settlement of pension plan obligations	969	1,130
Deferred retirement benefits	28,878	28,398
Deferred income taxes	3,075	—
Other noncurrent liabilities	1,949	1,687

Total liabilities	362,754	319,453

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	38,509	26,367
Accumulated other comprehensive loss	(1,040)	(1,040)

Total stockholder’s equity	54,117	41,975

	$416,871	$361,428

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net sales	$374,320	$331,124	$1,032,100	$935,858
Costs of goods sold	325,894	303,434	902,986	838,640

Gross profit	48,426	27,690	129,114	97,218

Expenses:
Selling, general and administrative expenses	27,540	26,737	82,474	80,081
Depreciation and amortization expenses	3,211	3,304	9,618	9,910

Total operating expenses	30,751	30,041	92,092	89,991

Operating income (loss)	17,675	(2,351)	37,022	7,227

Other income (expense):
Interest expense, net	(5,478)	(5,431)	(15,947)	(15,894)
Other, net	(283)	(445)	(1,325)	(733)
Equity in net earnings of affiliate	67	342	578	610

	(5,694)	(5,534)	(16,694)	(16,017)

Income (loss) before income tax expense (benefit)	11,981	(7,885)	20,328	(8,790)
Income tax expense (benefit)	4,823	(3,077)	8,186	(3,426)

Net income (loss)	$7,158	$(4,808)	$12,142	$(5,364)

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$12,142	$(5,364)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,484	12,722
Equity in net earnings of affiliate	(578)	(610)
Deferred income taxes	6,784	(3,714)
Loss on asset dispositions	94	58
Cash used in working capital items	(40,638)	(21,345)
Change in operating assets and liabilities:
Deferred retirement benefits	480	2,362
Other noncurrent liabilities	197	(565)

Total adjustments	(21,177)	(11,092)

Net cash used in operating activities	(9,035)	(16,456)

Cash flows from investing activities:
Distribution from affiliated company	400	—
Additions to property, plant and equipment	(6,593)	(5,260)
Additions to turnaround costs	(3,696)	(5,506)

Net cash used in investing activities	(9,889)	(10,766)

Cash flows from financing activities:
Net borrowings on revolving credit facility	26,500	23,186
Deferred financing costs	(498)	(250)
Principal reductions of long-term debt	(596)	(180)

Net cash provided by financing activities	25,406	22,756

Net increase (decrease) in cash and cash equivalents	6,482	(4,466)
Cash and cash equivalents, beginning of year	13,819	13,515

Cash and cash equivalents, end of period	$20,301	$9,049

Cash used in working capital items:
Accounts receivable, net	$(617)	$(3,839)
Refundable income taxes	—	3,300
Inventories	(48,624)	(4,832)
Prepaid expenses and other assets	(5,483)	(5,946)
Accounts payable	4,880	(20,142)
Accrued liabilities	6,904	8,761
Income taxes payable	729	—
Amounts due to affiliated companies, net	935	1,448
Sales, use and fuel taxes payable	638	(95)

Total change	$(40,638)	$(21,345)

Cash paid (received) during the period for:
Interest	$11,156	$11,183
Income taxes	$1,192	$(2,938)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corporation, which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending August 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filing dated December 1, 2003.

2.    Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revision to Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement 132”). The revision to Statement 132 requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined benefit pension plans and other defined postretirement benefit plans recognized during interim periods. These disclosure requirements are effective for the Company’s third quarter and all future quarterly and annual reports. Disclosures required under Statement 132 are included in Note 5 to the consolidated financial statements herein.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2004, the FASB released Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which supercedes Staff Position No. 106-1. FSP 106-2 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company is currently reviewing the provisions of FSP 106-2 and will adopt FSP 106-2 for the year-ended August 31, 2004.

3.    Inventories

As of May 31, 2004 and August 31, 2003, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $23,754,000 and $5,301,000, respectively. The May 31, 2004 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated decreases in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $200,000,000 Senior Unsecured Note Indenture due June 9, 2007. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	May 31, 2004				August 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$2,671	$17,630	$—	$20,301	$3,383	$10,436	$—	$13,819
Accounts receivable, net	33,346	10,003	—	43,349	31,780	10,952	—	42,732
Inventories	103,266	21,481	—	124,747	55,435	20,688	—	76,123
Prepaid expenses and other assets	10,357	5,462	—	15,819	9,453	883	—	10,336
Amounts due from affiliated companies, net	—	—	—	—	1,186	(547)	—	639
Intercompany	101,499	18,795	(120,294)	—	88,123	19,467	(107,590)	—

Total current assets	251,139	73,371	(120,294)	204,216	189,360	61,879	(107,590)	143,649
Property, plant and equipment, net	115,110	69,387	—	184,497	117,149	69,730	—	186,879
Investment in affiliated company	752	—	—	752	574	—	—	574
Deferred financing costs, net	2,795	—	—	2,795	2,963	—	—	2,963
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	3,250	—	3,250	—	3,588	—	3,588
Deferred turnaround costs & other assets, net	8,823	1,860	(1,171)	9,512	8,204	1,184	(1,171)	8,217
Deferred income taxes	—	—	—	—	7,455	(3,746)	—	3,709

	$378,619	$159,717	$(121,465)	$416,871	$325,705	$144,484	$(108,761)	$361,428

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$58,000	$—	$—	$58,000	$31,500	$—	$—	$31,500
Current installments of long-term debt	89	596	—	685	89	594	—	683
Accounts payable	25,853	14,138	—	39,991	19,906	15,205	—	35,111
Income taxes payable	554	175		729	—	—	—	—
Accrued liabilities	18,849	3,762	—	22,611	11,708	3,999	—	15,707
Sales, use and fuel taxes payable	15,148	3,343	—	18,491	14,891	2,962	—	17,853
Deferred income taxes	5,123	34	—	5,157	5,123	34	—	5,157
Amounts due to affiliated companies, net	(50)	346	—	296	—	—	—	—
Intercompany	—	120,294	(120,294)	—	—	107,590	(107,590)	—

Total current liabilities	123,566	142,688	(120,294)	145,960	83,217	130,384	(107,590)	106,011
Long term debt: less current installments	180,305	1,618	—	181,923	180,375	1,852	—	182,227
Deferred income taxes	570	2,505	—	3,075	1,037	(1,037)	—	—
Deferred gain on settlement of pension plan obligations	969	—	—	969	1,130	—	—	1,130
Deferred retirement benefits	27,797	1,081	—	28,878	27,174	1,224	—	28,398
Other noncurrent liabilities	—	1,949	—	1,949	—	1,687	—	1,687

Total liabilities	333,207	149,841	(120,294)	362,754	292,933	134,110	(107,590)	319,453

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648	7,150	10,651	(1,153)	16,648
Retained earnings	39,302	(793)	—	38,509	26,662	(295)	—	26,367
Accumulated other comprehensive loss	(1,040)	—	—	(1,040)	(1,040)	—	—	(1,040)

Total stockholder’s equity	45,412	9,876	(1,171)	54,117	32,772	10,374	(1,171)	41,975

	$378,619	$159,717	$(121,465)	$416,871	$325,705	$144,484	$(108,761)	$361,428

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended May 31, 2004				Three Months Ended May 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$249,091	$203,124	$(77,895)	$374,320	$207,072	$183,698	$(59,646)	$331,124
Costs of goods sold	225,345	178,444	(77,895)	325,894	209,256	153,824	(59,646)	303,434

Gross profit (loss)	23,746	24,680	—	48,426	(2,184)	29,874	—	27,690

Expenses:
Selling, general and administrative expenses	3,947	23,593	—	27,540	4,090	22,647	—	26,737
Depreciation and amortization expenses	2,144	1,067	—	3,211	2,170	1,134	—	3,304

Total operating expenses	6,091	24,660	—	30,751	6,260	23,781	—	30,041

Operating income (loss)	17,655	20	—	17,675	(8,444)	6,093	—	(2,351)

Other income (expense):
Interest expense, net	(4,455)	(1,023)	—	(5,478)	(4,368)	(1,063)	—	(5,431)
Other, net	(418)	135	—	(283)	(651)	206	—	(445)
Equity in net earnings of affiliate	67	—	—	67	342	—	—	342

	(4,806)	(888)	—	(5,694)	(4,677)	(857)	—	(5,534)

Income (loss) before income tax expense (benefit)	12,849	(868)	—	11,981	(13,121)	5,236	—	(7,885)
Income tax expense (benefit)	5,086	(263)	—	4,823	(5,212)	2,135	—	(3,077)

Net income (loss)	$7,763	$(605)	$—	$7,158	$(7,909)	$3,101	$—	$(4,808)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended May 31, 2004				Nine Months Ended May 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$669,535	$560,175	$(197,610)	$1,032,100	$581,352	$531,664	$(177,158)	$935,858
Costs of goods sold	615,369	485,227	(197,610)	902,986	561,621	454,177	(177,158)	838,640

Gross profit	54,166	74,948	—	129,114	19,731	77,487	—	97,218

Expenses:
Selling, general and administrative expenses	12,846	69,628	—	82,474	12,207	67,874	—	80,081
Depreciation and amortization expenses	6,432	3,186	—	9,618	6,510	3,400	—	9,910

Total operating expenses	19,278	72,814	—	92,092	18,717	71,274	—	89,991

Operating income	34,888	2,134	—	37,022	1,014	6,213	—	7,227

Other income (expense):
Interest expense, net	(13,009)	(2,938)	—	(15,947)	(12,699)	(3,195)	—	(15,894)
Other, net	(1,594)	269	—	(1,325)	(1,256)	523	—	(733)
Equity in net earnings of affiliate	578	—	—	578	610	—	—	610

	(14,025)	(2,669)	—	(16,694)	(13,345)	(2,672)	—	(16,017)

Income (loss) before income tax expense (benefit)	20,863	(535)	—	20,328	(12,331)	3,541	—	(8,790)
Income tax expense (benefit)	8,223	(37)	—	8,186	(4,988)	1,562	—	(3,426)

Net income (loss)	$12,640	$(498)	$—	$12,142	$(7,343)	$1,979	$—	$(5,364)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended May 31, 2004				Nine Months Ended May 31, 2003
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(19,747)	$10,712	$—	$(9,035)	$(16,477)	$21	$—	$(16,456)

Cash flows from investing activities:
Distribution from affiliated company	400	—	—	400	—	—	—	—
Additions to property, plant and equipment	(4,397)	(2,196)	—	(6,593)	(4,235)	(1,025)	—	(5,260)
Additions to deferred turnaround costs	(2,899)	(797)	—	(3,696)	(5,315)	(191)	—	(5,506)

Net cash used in investing activities	(6,896)	(2,993)	—	(9,889)	(9,550)	(1,216)	—	(10,766)

Cash flows from financing activities:
Net borrowings on revolving credit facility	26,500	—	—	26,500	23,186	—	—	23,186
Principal reductions of long-term debt	(71)	(525)	—	(596)	(67)	(113)	—	(180)
Deferred financing costs	(498)	—	—	(498)	(250)	—	—	(250)

Net cash provided by (used in) financing activities	25,931	(525)	—	25,406	22,869	(113)	—	22,756

Net (decrease) increase in cash and cash equivalents	(712)	7,194	—	6,482	(3,158)	(1,308)	—	(4,466)
Cash and cash equivalents, beginning of year	3,383	10,436	—	13,819	4,254	9,261	—	13,515

Cash and cash equivalents, end of period	$2,671	$17,630	$—	$20,301	$1,096	$7,953	$—	$9,049

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.    Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net Sales
Retail	$201,923	$182,494	$556,567	$528,408
Wholesale	172,397	148,630	475,533	407,450

	$374,320	$331,124	$1,032,100	$935,858

Intersegment Sales
Wholesale	$76,694	$58,442	$194,002	$173,902

Operating Income (Loss)
Retail	$(300)	$6,214	$1,528	$5,886
Wholesale	17,975	(8,565)	35,494	1,341

	$17,675	$(2,351)	$37,022	$7,227

Depreciation and Amortization
Retail	$1,019	$1,072	$3,041	$3,214
Wholesale	2,192	2,232	6,577	6,696

	$3,211	$3,304	$9,618	$9,910

	May 31, 2004	August 31, 2003
Total Assets
Retail	$133,474	$119,709
Wholesale	283,397	241,719

	$416,871	$361,428

Capital Expenditures (including non-cash)
Retail	$2,388	$2,456
Wholesale	4,499	6,768

	$6,887	$9,224

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.    Employee Benefit Plans

For the periods ended May 31, 2004 and 2003, net pension and postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
	(in thousands)
Service cost	$1,624	$1,070	$1,115	$908
Interest cost on benefit obligation	2,601	1,644	1,858	1,727
Expected return on plan assets	(2,101)	(1,319)	—	—
Amortization of transition obligation	105	105	447	447
Amortization and deferral of net loss	471	165	405	293

Net periodic benefit cost	$2,700	$1,665	$3,825	$3,375

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended May 31,		Three Months Ended May 31,
	2004	2003	2004	2003
	(in thousands)
Service cost	$541	$357	$372	$302
Interest cost on benefit obligation	867	548	619	576
Expected return on plan assets	(700)	(440)	—	—
Amortization of transition obligation	35	35	149	149
Amortization and deferral of net loss	157	55	135	98

Net periodic benefit cost	$900	$555	$1,275	$1,125

The accumulated post-retirement benefit obligation and net periodic post-retirement benefit costs do not reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the post-retirement medical plan. However, the year end figures will reflect this adjustment.

As of May 31, 2004, $2.3 million of contributions have been made to the Company pension plans. The Company presently anticipates contributing an additional $1.3 million to fund its pension plans in fiscal 2004 for a total of $3.6 million.

UNITED REFINING COMPANY AND SUBSIDIARIES

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company’s markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, the availability and cost of financing to the Company, environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; labor costs; level of capital expenditures; customer traffic; weather conditions; acts of terrorism and war .

Recent Developments

Worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX), have continued to increase since the beginning of the fiscal year based on the threat of continuing supply disruptions in major producing countries. For the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, average NYMEX crude prices have increased about 11% from $32.34/BBL to $35.94/BBL. NYMEX crude oil prices have continued to increase reaching a high of $42.33/BBL in early June. The June 2004 average calendar NYMEX delivered crude price (established during May) of $40.28/BBL was a record high.

For the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, the Company’s average crude run cost per barrel also increased approximately 11% and which was a 17.6% increase over the second quarter of fiscal 2004. The Company’s results continued to be positively influenced by price discounts on heavy sour crude oils.

For the third quarter of fiscal 2004, the Company realized a favorable 25.3% increase in the light/heavy crude price differential over the third quarter of fiscal 2003. The Company realized the benefit of an $11.05/BBL differential for the third quarter of fiscal 2004 which is the largest positive differential since the third quarter of fiscal 2001. Early indications for the fourth quarter of fiscal 2004 are for continued strong differentials.

Crude oil prices in early July are currently around $40.00/BBL, or about 6% higher than on June 30th. Sustained high crude oil prices are expected to continue to positively impact the sweet/sour differential realized by the Company.

The gasoline inventory in PADD1, which includes the Company’s region, has remained fairly stable since mid April, although at a lower level when compared to the April to July period during 2003.

The US gasoline market remains dynamic with expected high summer demand and the logistical challenges associated with the refining, transportation and storage of 18 grades of gasoline required around the country stressing already tight inventories.

The Company’s retail operations have experienced pricing pressure from new competitors utilizing promotional pricing in certain urban markets, primarily in northwest Pennsylvania. This has resulted in a slight decline (1.1%) in retail petroleum volume for this period, while the Company’s wholesale volume has shown slight increases (3.6%).

The distillate market remains strong in the Company’s market niche. Compared to the prior year quarter, retail distillate volume increased 5.2% while wholesale distillate volume increased 7.0% reflecting a total company distillate demand increase of 6.6%. Comparing the Company’s total distillate demand from the second quarter to the third quarter shows a 5.9% decrease for fiscal 2004 compared to a 17.0% decrease for fiscal 2003. This indicates that distillate demand has remained strong into the third quarter when compared to fiscal 2003 and reflects the continued strong fuels demand in fiscal 2004 and the above average refining and marketing margins predicted by industry analysts over at least the next 6-12 months.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
	(dollars in thousands)
Net Sales
Petroleum	$156,978	$137,211	$425,403	$395,615
Merchandise and other	44,945	45,283	131,164	132,793

Total Net Sales	201,923	182,494	556,567	528,408
Costs of Goods Sold	177,713	152,654	482,686	451,715

Gross Profit	24,210	29,840	73,881	76,693
Operating Expenses	24,510	23,626	72,353	70,807

Segment Operating Income / (Loss)	$(300)	$6,214	$1,528	$5,886

Petroleum Sales (thousands of gallons)	86,157	87,101	253,673	260,168

Gross Profit
Petroleum (a)	$11,258	$17,321	$36,262	$39,493
Merchandise and other	12,952	12,519	37,619	37,200

	$24,210	$29,840	$73,881	$76,693

Petroleum margin ($/gallon) (b)	.1307	.1989	.1429	.1518
Merchandise margin (percent of sales)	28.8%	27.6%	28.7%	28.0%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices, which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2004 and May 31, 2003

Net Sales

Retail sales increased during the fiscal quarter ended May 31, 2004 by $19.4 million, or 10.6% from $182.5 million to $201.9 million over the comparable period in fiscal 2003. The retail sales increase resulted from a $19.8 million increase in petroleum sales, offset by a $.3 million decrease in merchandise sales. The petroleum sales increase results from a 15.7% increase in retail selling prices per gallon, offset by a .9 million gallon or 1.1% decrease in retail petroleum volume. This decrease in volume resulted from new competition in the Company’s marketing area and the effects of promotional pricing during this quarter.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended May 31, 2004 by $25.0 million or 16.4% over the comparable period in fiscal 2003 from $152.7 million to $177.7 million. The cost of gasoline increased 38.7%, on a per gallon basis, over the fiscal quarter ended May 31, 2003. The cost of distillates increased 12.5%, on a per gallon basis, over the prior year fiscal quarter. As a result, costs of goods sold for petroleum purchases increased $25.3 million and in addition, fuel taxes increased $.6 million. Offsetting these increases were decreased freight costs of $.1 million and decreased merchandise costs of $.8 million.

Gross Profit

Retail gross profit decreased during the fiscal quarter ended May 31, 2004 by $5.6 million or 18.9% over the comparable period in fiscal 2003. The Company decreased its petroleum margins by $6.0 million offset by a merchandise margin increase of $.4 million. The decreased petroleum margins were due to a steady rise in crude oil prices which could not be fully passed through to the retail consumers, as well as, a .9 million gallon decrease in fuel sales resulting from promotional pricing of new competitors, causing a shift from retail to wholesale sales.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended May 31, 2004 by $.9 million or 3.7% over the comparable period in fiscal 2003. Primarily contributing to the increases were increased payroll and payroll costs of $.3 million, increased advertising costs of $.1 million, increased environmental costs of $.1 million, increased legal/professional services costs of $.1 million and increased credit/customer service costs of $.3 million.

Comparison of Nine Months Ended May 31, 2004 and May 31, 2003

Net Sales

Retail sales increased during the nine months ended May 31, 2004 by $28.2 million, or 5.3% over the comparable period in fiscal 2003 from $528.4 million to $556.6 million. The retail sales increase resulted from a $29.8 million increase in petroleum sales, offset by a $1.6 million decrease in merchandise sales. The petroleum sales increase results from a 10.3% increase in retail selling prices per gallon, offset by a 6.5 million gallon or 2.5% decrease in retail petroleum volume. The decrease in volume resulted from new competition and promotional pricing in certain areas of the Company’s market.

Costs of Goods Sold

Retail costs of goods sold increased during the nine months ended May 31, 2004 by $31.0 million or 6.9% from $451.7 million to $482.7 million. The cost of gasoline increased 20.6%, on a per gallon basis, over the nine months ended May 31, 2003. The cost of distillates increased 5.8%, on a per gallon basis, over the comparable nine month period. As a result, costs of goods sold for petroleum purchases increased $34.4 million. Offsetting these increases were decreased fuel taxes of $1.4 million and decreased merchandise costs of $2.0 million.

Gross Profit

Retail gross profit decreased during the nine months ended May 31, 2004 by $2.8 million or 3.6% over the comparable period in fiscal 2003. The Company decreased its petroleum margins by $3.2 million or 8.2% while merchandise margin increased by $.4 million. The decreased petroleum margins were due to a rise in purchased fuel costs attributable to higher crude oil prices and a decrease of 6.5 million gallons in fuel sales resulting from increased competition in the Company’s marketing area, causing a shift from retail to wholesale sales.

Operating Expenses

Retail operating expenses increased during the nine months ended May 31, 2004 by $1.5 million or 2.2% over the comparable period in fiscal 2003. Primarily contributing to the increases were increased payroll and payroll costs of $.3 million, increased credit/customer service costs of $.4 million, increased rent expense of $.2 million, insurance, utilities and taxes of $.1 million, increased legal/professional services of $.1 million, increased environmental costs of $.1 million, increased maintenance costs of $.1 million and increased advertising costs of $.2 million.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
	(dollars in thousands)
Net Sales (a)	$172,397	$148,630	$475,533	$407,450
Costs of Goods Sold	148,181	150,780	420,300	386,925

Gross Profit/(Loss)	24,216	(2,150)	55,233	20,525

Operating Expenses	6,241	6,415	19,739	19,184

Segment Operating Income/(Loss)	$17,975	$(8,565)	$35,494	$1,341

Crude throughput (thousand barrels per day)	61.7	62.9	63.2	57.2

Refinery Product Yield

(thousands of barrels)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Gasoline and gasoline blendstock	2,233	2,531	7,532	7,190
Distillates	1,505	1,434	4,488	3,950
Asphalt	1,508	1,676	4,679	4,373
Butane, propane, residual products, internally produced fuel and other (“Other”)	920	591	2,075	1,666

Total Product Yield	6,166	6,232	18,774	17,179

% Heavy Crude Oil of Total Refinery Throughput (b)	53%	57%	55%	57%

Product Sales

(dollars in thousands) (a)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Gasoline and gasoline blendstock	$74,520	$54,179	$196,413	$149,743
Distillates	54,805	48,068	152,158	138,624
Asphalt	39,619	43,297	115,799	108,930
Other	3,453	3,086	11,163	10,153

	$172,397	$148,630	$475,533	$407,450

Product Sales

(thousands of barrels) (a)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Gasoline and gasoline blendstock	1,426	1,403	4,385	3,970
Distillates	1,242	1,158	3,689	3,485
Asphalt	1,750	1,708	5,160	4,617
Other	150	141	459	469

	4,568	4,410	13,693	12,541

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2004 and May 31, 2003

Net Sales

Wholesale sales increased during the three months ended May 31, 2004 by $23.8 million or 16.0% over the comparable period in fiscal 2003 from $148.6 million to $172.4 million. The wholesale sales increase was due to a 12.0% increase in wholesale prices and a 3.6% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold decreased during the three months ended May 31, 2004 by $2.6 million or 1.7% over the comparable period in fiscal 2003 from $150.8 million to $148.2 million. Cost of goods sold was essentially unchanged between the quarters as crude throughput declined by 1.9% and refinery product yield was down by 1.06%. Offsetting these reductions were increased crude oil prices and increased sales volumes of 3.6%.

Gross Profit

Wholesale gross profit increased $26.4 million to $24.2 million for the fiscal quarter ended May 31, 2004 from $(2.2) million for fiscal quarter ended May 31, 2003 This increase was primarily due to increased product selling prices which exceeded the increase in crude costs during this period.

Operating Expenses

Operating expenses decreased during the three months ended May 31, 2004 by $.2 million over such expenses for the comparable period in fiscal 2003. For 2004 operating expenses were $6.2 million, or 3.6% of net wholesale sales, compared to $6.4 million, or 4.3% of net wholesale sales for 2003.

Comparison of Nine Months Ended May 31, 2004 and May 31, 2003

Net Sales

Wholesale sales increased during the nine months ended May 31, 2004 by $68.0 million or 16.7% over the comparable period in fiscal 2003 from $407.5 million to $475.5 million. The wholesale sales increase was due to a 6.9% increase in wholesale prices and a 9.2% increase in wholesale volume. Contributing to the increased sales volume was a 10.4% increase in crude runs for the nine months ended May 31, 2004 as compared to the prior year period. The refinery throughput volume increase for the first nine months of 2004 was due to the Company’s 21-day shutdown of units at the refinery during the prior year period ending May 31, 2003.

Costs of Goods Sold

Wholesale costs of goods sold increased during the nine months ended May 31, 2004 by $33.4 million or 8.6% over the comparable period in fiscal 2003 from $386.9 million to $420.3 million. The increase in wholesale costs of goods was primarily due to a 10.4% increase in crude throughput volume and a 6.2% increase in the Company’s average crude oil purchase price for the nine months ended May 31, 2004 as compared to the prior year period.

Gross Profit

Wholesale gross profit increased for the nine months ended May 31, 2004 by $34.7 million or 169.3% to $55.2 million from $20.5 million during the comparable period in fiscal 2003. This increase was primarily due to the increase in wholesale sales volume, increased wholesale selling prices and to 29.2% higher discounts on heavy high-sulfur crude oil grades processed by the Company.

Operating Expenses

Operating expenses increased during the nine months ended May 31, 2004 by $.5 million over such expenses for the comparable period in fiscal 2003. For 2004 operating expenses were $19.7 million, or 4.1% of net wholesale sales, compared to $19.2 million, or 4.7% of net wholesale sales for 2003.

Interest Expense, net

Net interest expense (interest expense less interest income) remained relatively consistent between the nine months ended May 31, 2004 and the nine months ended May 31, 2003. Net interest expense remained consistent between the three months ended May 31, 2004 and the three months ended May 31, 2003.

Income Tax Expense/(Benefit)

The Company’s effective tax rate for the nine months ended May 31, 2004 was approximately 40.3% compared to a rate of 39.0% for the nine months ended May 31, 2003. The increase is primarily due to an increase in various permanent differences. For the three months ended May 31, 2004, the effective tax rate was 40.3% compared to a rate of 39.0% for the three months ended May 31, 2003.

Liquidity and Capital Resources

The Company operates in an environment where its liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond the Company’s control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions. For further information related to risks and other factors, see “Forward-Looking Statements” in Item 2.

The following table summarizes selected measure of liquidity and capital sources (in thousands):

	May 31, 2004	August 31, 2003
Cash and cash equivalents	$20,301	$13,819
Working capital	$58,256	$37,638
Current ratio	1.4	1.4
Debt	$240,608	$214,410

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. The Company believes available capital resources will be adequate to meet its working capital, debt service, and capital expenditure requirements for existing operations.

The Company’s cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the nine months ended May 31, 2004, significant uses of cash include $6.6 million for purchases of property, plant and equipment, $.6 million of reductions to debt and $3.7 million for additions to refinery turnaround costs and $9.0 million used in operating activities. This use of cash was funded primarily from net borrowings of $26.5 million on the revolving credit facility.

The Company requires a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2004. The Company spent approximately $4 million as part of its Tier 2 Gasoline Sulfur Program under 40 CFR Part 80, Subpart H during fiscal year 2003.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company’s secured revolving credit facility (the “facility”) with PNC Bank, N.A. as Agent Bank. This is a $75,000,000 revolving facility, which expires May 9, 2007. The facility is secured primarily by certain cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company’s earnings and is based on the higher of the bank’s prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings.

The Company had outstanding letters of credit of $385,000 and approximately $16,615,000 of unused and available credit on the facility as of May 31, 2004.

Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all the operations of the Company. As is the case with all the companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. The Company cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revision to Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement 132”). The revision to Statement 132 requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined benefit pension plans and other defined postretirement benefit plans recognized during interim periods. These disclosure requirements are effective for the Company’s third quarter and all future quarterly and annual reports. Disclosures required under Statement 132 are included in Note 5 to the consolidated financial statements herein.

In May 2004, the FASB released Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which supercedes Staff Position No. 106-1. FSP 106-2 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company is currently reviewing the provisions of FSP 106-2 and will adopt FSP 106-2 for the year-ended August 31, 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses its revolving credit facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At May 31, 2004, the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended May 31, 2004, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date .

(b)	There have not been any significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II—Other Information

ITEM 1.    LEGAL PROCEEDINGS

(None)

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(None)

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(N/A)

ITEM 5.    OTHER INFORMATION

(None)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

		Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b	)	No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

UNITED REFINING COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

KIANTONE PIPELINE CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

UNITED REFINING COMPANY OF PENNSYLVANIA (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

KIANTONE PIPELINE COMPANY (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

UNITED JET CENTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

KWIK FILL CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

BELL OIL CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

PPC, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

SUPER TEST PETROLEUM, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

KWIK-FIL, INC. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

VULCAN ASPHALT REFINING CORPORATION (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer